Form 10-K
period 2004-12-31
EDUCATION FUNDING CAPITAL TRUST-IV
filed 2005-03-29
CIK 1287715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

EDUCATION FUNDING CAPITAL TRUST - IV

(Exact name of registrant as specified in its charter)

DELAWARE	333-111959-01	51-6553467
(State or other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. employer Identification No.)

c/o U.S. Bank National Association

CN-WN-06CT

425 Walnut Street, 6th Floor

Cincinnati, Ohio 45202

(Address of principal executive offices)

(513) 632-2518

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Documents are incorporated by reference into this Form 10-K: None.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

The Registrant does not have any voting stock, has not been involved in bankruptcy proceedings during the past five years and is not a corporate registrant.

This Annual Report on Form 10-K is filed in reliance upon certain no-action letters issued by the Office of Chief Counsel, Division of Corporate Finance of the Securities and Exchange Commission relating to similar trusts stating that the Division will not object if periodic reports filed by such trusts pursuant to Sections 13 and 15(d) of the Securities and Exchange Act of 1934 are filed in the manner set forth in such letters. Accordingly, certain items have been omitted from or modified in this Annual Report.

PART I.

Item 1. Business.

Omitted.

Item 2. Properties.

The property of Education Funding Capital Trust – IV (the “Trust”) consists solely of education loans to students and parents of students made under the Federal Family Education Loan Program, funds collected in respect thereof and monies on deposit in certain trust accounts together with rights to receive payments under certain swap transactions.

On an annual basis, the Trust is required to provide statements of compliance of its servicers and administrators. The Annual Statements of Compliance for the Trust of the Master Servicer and the Administrator and the Independent Accountant’s reports regarding the activities of the Master Servicer and Administrator are attached as Exhibits 99.1, 99.2 and 99.3 hereto. Great Lakes Educational Loan Services, Inc., and ACS Education Services, Inc. act as subservicers for the education loans owned by the Trust pursuant to subservicing agreements with the Master Servicer. See Exhibit 99.4, a Certificate of Great Lakes Educational Loan Services, Inc., and Exhibit 99.5, a Certificate of ACS Education Services, Inc., as to the activities of the subservicers.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

At December 31, 2004, there was one (1) registered holder of the Trusts’ Education Loan-Backed Notes (“Notes”), CEDE & Co., as nominee of The Depository Trust Company (“DTC). At December 31, 2004, there were approximately 35 persons registered on the books of DTC as record owners of the Notes. There is no established trading market for the Notes.

Item 6. Selected Financial Data.

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Omitted.

Item 8. Financial Statement and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Omitted.

Item 10. Directors and Executive Officers of the Registrant.

Omitted.

Item 11. Executive Compensation.

Omitted.

PART III.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

At December 31, 2004, the Notes issued by the Trust were registered in the name of CEDE and Co., as nominee of DTC. The books of DTC indicate that the direct participating institutions listed below are the only owners of in excess of five percent (5%) of the Notes issued by the Trust. Only such participants, however, know the identity of the beneficial owners of the Notes.

EDUCATION FUNDING CAPITAL TRUST – IV

CUSIP 28140VAA1 $170,000,000

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
LIBOR Rate Education Loan Backed Notes, Series 2004A-1	BGI/IBT CO 980 9th Street, 6th Floor Sacramento, CA 95814	$112,000,000	65.8%

	Mellon Trust 525 William Penn Place Suite 3418 Pittsburgh, PA 15259	$40,000,000	23.5%

CUSIP 28140VAB9 $390,000,000

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
LIBOR Rate Education Loan Backed Notes, Series 2004A-2	Bank of New York One Wall Street New York, NY 10286	$243,000,000	62.3%

	JPMCBNA 14201 Dallas Parkway Dallas, TX 75254	$36,000,000	9.2%

	Bank One Trust 340 South Cleveland Ave Building 350 Columbus, OH 43240	$20,000,000	5.1%

	SSB&T 1776 Heritage Drive Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	$30,000,000	7.7%

	Citibank 3800 Citibank Center B3-15 Tampa, FL 33610	$61,000,000	15.6%

CUSIP 28140VAC7 $100,000,000

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
LIBOR Rate Education Loan Backed Notes, Series 2004A-3	Bank of New York One Wall Street New York, NY 10286	$94,000,000	94.0%

	JPMCBNA 14201 Dallas Parkway Dallas, TX 75254	$6,000,000	6.0%

CUSIP 28140VAD5 $100,000,000

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Auction Rate Education Loan Backed Notes, Series 2004A-4	Bank of New York One Wall Street New York, NY 10286	$10,000,000	10.0%

	Mellon Trust 525 William Penn Place Suite 3418 Pittsburgh, PA 15259	$35,000,000	35.0%

	Citigroup 333 West 34th Street New York, NY 10001	$35,000,000	35.0%

	JPMCBNA 14201 Dallas Parkway Dallas, TX 75254	$20,000,000	20.0%

CUSIP 28140VAE3 $100,000,000

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Auction Rate Education Loan Backed Notes, Series 2004A-5	Citigroup 333W. 34th Street New York, NY 10001	$21,650,000	21.65%

	JPMCBNA 14201 Dallas Parkway Dallas, TX 75254	$20,000,000	20.0%

	Mellon Trust 525 William Penn Place Suite 3418 Pittsburgh, PA 15259	$20,000,000	20.0%

	WBNA-MAIN 530 Walnut Street Philadelphia, PA 19101	$20,000,000	20.0%

CUSIP 28140VAF0 $90,000,000

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Auction Rate Education Loan Backed Notes, Series 2004A-6	Citigroup 3800 Citibank Ctr B3-15 Tampa, FL 33610	$13,200,000	14.6%

	Mellon Trust 525 William Penn Place Suite 3418 Pittsburgh, PA 15259	$17,200,000	19.1%

	Citigroup 333W. 34th Street New York, NY 10001	$19,600,000	21.7%

	SSB&T 1776 Heritage Drive Global Corporate Action Unit JAB 5NW	$10,000,000	11.0%

	JPMCBNA 14201 Dallas Parkway Dallas, TX 75254	$30,000,000	33.3%

CUSIP 28140VAG8 $50,000,000

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Auction Rate Education Loan Backed Notes, Series 2004B-1	Citigroup 333W. 34th Street New York, NY 10001	$32,500,000	65.0%

	Bank of New York One Wall Street New York, NY 10286	$5,000,000	10.0%

	Mellon Trust 525 William Penn Place Suite 3418 Pittsburgh, PA 15259	$2,500,000	5.0%

	Northern Trust 801 S. Canal C-IN Chicago, IL 60607	$10,000,000	20.0%

Item 13. Certain Relationships and Related Transactions.

None.

Item 14. Principal Accounting Fees and Services.

Omitted.

PART IV.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(3) Exhibits. The following documents are filed as exhibits to this Annual Report on Form 10-K:

Designation	Description
Exhibit 99.1	Annual Statement of Compliance of the Administrator

Exhibit 99.2	Annual Statement of Compliance of the Master Servicer

Exhibit 99.3	Annual Independent Certified Public Accountant’s Report

Exhibit 99.4	Annual Statement of Compliance of Great Lakes Educational Loan Services, Inc.

Exhibit 99.5	Annual Statement of Compliance of ACS Education Services, Inc.

Exhibit 99.6	Certification Pursuant to Rule 15d-14(d)

(b)	Reports on Form 8-K. The Trust filed sixteen (16) Current Reports on Form 8-K with the Commission during the period covered by this report in connection with regularly scheduled distributions by the Trust. Such reports were filed as follows (Items reported for each were Items 5 and 7):

Date

•	May 26, 2004
•	June 15, 2004
•	June 30, 2004
•	July 1, 2004
•	July 15, 2004
•	July 30, 2004
•	August 13, 2004
•	August 31, 2004
•	September 15, 2004
•	September 30, 2004
•	October 15, 2004
•	October 29, 2004
•	November 15, 2004
•	November 30, 2004
•	December 15, 2004
•	December 30, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 29, 2005	EDUCATION FUNDING CAPITAL TRUST – IV

	By:	EDUCATION LENDING SERVICES, INC. as Master Servicer, on behalf of Education Funding Capital Trust – IV

/s/ Perry D. Moore
	Name:	Perry D. Moore
	Title:	Executive Vice President-Finance

INDEX TO EXHIBITS

Exhibit Number	Exhibit
99.1	Annual Statement of Compliance of the Administrator

99.2	Annual Statement of Compliance of the Master Servicer

99.3	Annual Independent Certified Public Accountant’s Report

99.4	Annual Statement of Compliance of Great Lakes Educational Loan Services, Inc.

99.5	Annual Statement of Compliance of ACS Education Services, Inc.

99.6	Certification Pursuant to Rule 15d-14(d)